Form 10-Q
period 2010-06-30
Triple Dragon Acquisition Corp.
filed 2010-08-16
CIK 1494919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 000-54029

TRIPLE DRAGON ACQUISITION CORP.
 (Exact name of registrant as specified in its charter)

Nevada	27-2236450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Vaughan Street Portland, Maine	04102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (207) 653-2260

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 16, 2010, there were 100,000 shares of Common Stock, par value $0.001 per share, outstanding.

TRIPLE DRAGON ACQUISITION CORP

Item 1. Financial Statements.

TRIPLE DRAGON ACQUISITION CORP.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS
Current Assets
Cash	$20,010	$-
Subscriptions receivable	-	30,000

TOTAL ASSETS	$20,010	$30,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$3,000	$1,325
TOTAL LIABILITIES	3,000	1,325

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value per share,
10,000,000 shares authorized; 0 shares issued and
outstanding at June 30, 2010 and March 31, 2010	-	-
Common stock, $0.001 par value per share,
100,000,000 shares authorized; 100,000 shares issued
and outstanding at June 30, 2010 and March 31, 2010	100	100
Additional paid-in capital	29,900	29,900
Deficit accumulated in the development stage	(12,990)	(1,325)
TOTAL STOCKHOLDERS' EQUITY	17,010	28,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,010	$30,000

 The accompanying notes are an integral part of these financial statements

TRIPLE DRAGON ACQUISITION CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

 (Unaudited)

		March 25, 2010
	Three Months Ended	(Inception) through
	June 30, 2010	June 30, 2010

REVENUES	$-	$-
OPERATING EXPENSES	11,665	12,990

NET LOSS	$(11,665)	$(12,990)

Net loss per share - basic and diluted	$(0.12)

Weighted average shares outstanding - basic and diluted	100,000

The accompanying notes are an integral part of these financial statements

TRIPLE DRAGON ACQUISITION CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

		March 25, 2010
	Three months ended	(Inception) through
	June 30, 2010	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,665)	$(12,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,675	3,000
NET CASH USED IN OPERATING ACTIVITIES	(9,990)	(9,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	30,000	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	30,000

INCREASE IN CASH	20,010	20,010

CASH - BEGINNING OF PERIOD	-	-

CASH - END OF PERIOD	$20,010	$20,010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-
Cash paid for interest	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements

TRIPLE DRAGON ACQUISITION CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Nature of Operations and Basis of Presentation

Triple Dragon Acquisition Corp. (“Triple Dragon” or the “Company”) was incorporated on March 25, 2010 as a Nevada corporation.  The Company is considered a shell company with no current business activity and whose purpose is to seek out and attract partners for possible merger or acquisition.

The accompanying unaudited financial statements of Triple Dragon Acquisition Corp. have been prepared in accordance with generally accepted accounting principles used in the United States of America and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10 for the period ended March 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2010, as amended on August 6, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $12,990, and a net loss for the three-month period ended June 30, 2010 of $11,665. Also, the Company currently does not have any business activities to generate funds for its operations. These issues raise substantial doubt about our ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Stockholders’ Equity

On March 25, 2010 (inception), the Company’s three directors, including the Company’s President, subscribed to an aggregate of 100,000 common shares at a price of $0.30 per share.

On April 27, 2010, the Company issued a total of 45,000 common shares under the March 25, 2010 subscription to its President, who is also a founder and a director, at a price of $0.30 per share, for aggregate cash proceeds of $13,500.

On June 10, 2010, the Company issued to its two other directors a total of 45,000 and 10,000 common shares under the March 25, 2010 subscription for cash proceeds of $13,500 and $3,000, respectively, at a price of $0.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended June 30, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2010. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Overview

Triple Dragon Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on March 25, 2010. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected March 31 as its fiscal year end.

(b) Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from  operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

Result of Operations for the three month period ending June 30, 2010

Revenues.    We had no revenues for the three months ended June 30, 2010.  We are in the formation stage as our business was formed near the end of the fiscal year and no revenue activities had yet begun.

Operating expenses    We incurred $11,665 in operating expense, including professional fees and general administrative costs, during the three months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, the Company’s cash on hand was $20,010.

Cash provided by financing activities for the three months ended June 30, 2010 was $30,000. The Company received cash proceeds from three directors’ initial investments.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM , (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles.  The Company adopted SFAS No. 168 and will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165, which is incorporated in FASB ASC Topic No. 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 and the adoption did not have a material impact on its financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

       We carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our President/Chief Executive Officer/Chief Financial Officer o concluded that our disclosure controls and procedures are not effective, as of June 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the previously reported deficiencies, will establish the following remediation measures:

1.
We will appoint additional personnel to assist with the preparation of the Company’s financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

2.
Our Board of Directors will appoint a member of management to act as the secondary authorized signatory on the Company’s bank account; to decrease the likelihood of misappropriation of the Company’s assets.

Changes in Internal Control over Financial Reporting

       There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 25, 2010 (inception), the Company’s three directors, including the Company’s President, subscribed to an aggregate of 100,000 common shares at a price of $0.30 per share.

On April 27, 2010, the Company issued a total of 45,000 common shares under the March 25, 2010 subscription to its President, who is also a founder and a director, at a price of $0.30 per share, for aggregate cash proceeds of $13,500.

On June 10, 2010, the Company issued to its two other directors a total of 45,000 and 10,000 common shares under the March 25, 2010 subscription for cash proceeds of $13,500 and $3,000, respectively, at a price of $0.30 per share.

All the securities described in this item were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2010.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2010.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE DRAGON ACQUISITION CORP.

Date: August 16, 2010	By:	/s/ Samuel May
Samuel May
President, Chief Executive Officer and Chief Financial Officer