Form 10-Q
period 2010-09-30
Triple Dragon Acquisition Corp.
filed 2010-11-08
CIK 1494919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2010, there were 100,000 shares of Common Stock, par value $0.001 per share, outstanding.

TRIPLE DRAGON ACQUISITION CORP.

Item 1. Financial Statements.

TRIPLE DRAGON ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS
Current Assets
Cash	$146	$-
Subscriptions receivable	-	30,000

TOTAL ASSETS	$146	$30,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$1,500	$1,325
TOTAL LIABILITIES	1,500	1,325

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value per share,
10,000,000 shares authorized; 0 shares issued and
outstanding at September 30, 2010 and March 31, 2010	-	-
Common stock, $.001 par value per share,
100,000,000 shares authorized; 100,000 shares issued
and outstanding at September 30, 2010 and March 31, 2010	100	100
Additional paid-in capital	29,900	29,900
Deficit accumulated in the development stage	(31,354)	(1,325)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,354)	28,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$146	$30,000

 The accompanying notes are an integral part of these financial statements

TRIPLE DRAGON ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

			March 25, 2010
	Three Months Ended	Six Months Ended	(Inception) through
	September 30, 2010	September 30, 2010	September 30, 2010

REVENUES	$-	$-	$-

OPERATING EXPENSES	18,364	30,029	31,354

NET LOSS	$(18,364)	$(30,029)	$(31,354)

Net loss per share - basic and diluted	$(0.18)	$(0.30)

Weighted average shares
outstanding - basic and diluted	100,000	100,000

The accompanying notes are an integral part of these financial statements

TRIPLE DRAGON ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		March 25, 2010
	Six months	(Inception)
	ended	through
	September 30, 2010	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,029)	$(31,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	175	1,500
NET CASH USED IN OPERATING ACTIVITIES	(29,854)	(29,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	30,000	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	30,000

INCREASE IN CASH	146	146

CASH - BEGINNING OF PERIOD	-	-

CASH - END OF PERIOD	$146	$146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-
Cash paid for interest	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements

TRIPLE DRAGON ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization, Nature of Operations and Basis of Presentation

Triple Dragon Acquisition Corp. (“Triple Dragon” or the “Company”) was incorporated on March 25, 2010 as a Nevada corporation.  The Company is a shell company with no current business activity and whose purpose is to seek out and attract partners for possible merger or acquisition.

The accompanying unaudited financial statements of Triple Dragon Acquisition Corp. have been prepared in accordance with generally accepted accounting principles used in the United States of America and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. Operating results for the three-month and six-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10 for the period ended March 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2010, as amended on August 6, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $31,354, and a net loss for the three-month and six-month periods ended September 30, 2010 of $18,364 and $30,029, respectively. Also, the Company currently does not have any business activities to generate funds for its own operations. These items raise substantial doubt about our ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the six months ended September 30, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2010. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

Overview

Triple Dragon Acquisition Corp. (“we,” “us,” “our,” the “Company” or the “Registrant”) was incorporated in the State of Nevada on March 25, 2010. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected March 31 as its fiscal year end.

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

Results of Operations for the six month period ending September 30, 2010

Revenues.    We had no revenues for the six months ended September 30, 2010.  We are in the formation stage as our business was formed near the end of the fiscal year and no revenue activities have yet begun.

Operating expenses    We incurred $30,029 in operating expenses, including professional fees and general administrative costs, during the six months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, the Company’s cash on hand was $146.

Cash provided by financing activities for the six months ended September 30, 2010 was $30,000 which has been used to fund the initial costs to start the Company. The Company received cash proceeds from three directors’ initial investments.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM (“Codification” or “ASC”), became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our President/Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of September 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the six months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2010.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2010.

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

TRIPLE DRAGON ACQUISITION CORP.

Date: November 8, 2010	By:	/s/ Samuel May
Samuel May
President, Chief Executive Officer and Chief Financial Officer