Form 10-Q
period 2010-12-31
Triple Dragon Acquisition Corp.
filed 2011-02-14
CIK 1494919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

As of February 14, 2011, there were 100,000 shares of Common Stock, par value $0.001 per share, issued and outstanding.

TRIPLE DRAGON ACQUISITION CORP.

Item 1. Financial Statements.

TRIPLE DRAGON ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS
Current Assets
Cash	$6,884	$-
Subscriptions receivable	-	30,000

TOTAL ASSETS	$6,884	$30,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$2,750	$1,325
TOTAL LIABILITIES	2,750	1,325

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value per share,
10,000,000 shares authorized; 0 shares issued and
outstanding at December 31, 2010 and March 31, 2010	-	-
Common stock, $.001 par value per share,
100,000,000 shares authorized; 100,000 shares issued
and outstanding at December 31, 2010 and March 31, 2010	100	100
Additional paid-in capital	39,900	29,900
Deficit accumulated in the development stage	(35,866)	(1,325)
TOTAL STOCKHOLDERS' EQUITY	4,134	28,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,884	$30,000
 The accompanying notes are an integral part of these financial statements

TRIPLE DRAGON ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

			March 25, 2010
	Three Months Ended	Nine Months Ended	(Inception) through
	December 31, 2010	December 31, 2010	December 31, 2010

REVENUES	$-	$-	$-

OPERATING EXPENSES	4,512	34,541	35,866

NET LOSS	$(4,512)	$(34,541)	$(35,866)

Net loss per share - basic and diluted	$(0.05)	$(0.35)

Weighted average shares
outstanding - basic and diluted	100,000	100,000

The accompanying notes are an integral part of these financial statements

TRIPLE DRAGON ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		March 25, 2010
	Nine Months	(Inception)
	Ended	through
	December 31, 2010	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,541)	$(35,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,425	2,750
NET CASH USED IN OPERATING ACTIVITIES	(33,116)	(33,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	10,000	10,000
Proceeds from issuance of common stock	30,000	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	40,000

INCREASE IN CASH	6,884	6,884

CASH - BEGINNING OF PERIOD	-	-

CASH - END OF PERIOD	$6,884	$6,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-
Cash paid for interest	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements

TRIPLE DRAGON ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization, Nature of Operations and Basis of Presentation

Triple Dragon Acquisition Corp. (“Triple Dragon” or the “Company”) was incorporated on March 25, 2010 as a Nevada corporation.  The Company is a blank check shell company with no current business activity and whose purpose is to seek out and attract partners for possible merger or acquisition.

The accompanying unaudited financial statements of Triple Dragon have been prepared in accordance with generally accepted accounting principles used in the United States of America and the rules of the Securities and Exchange Commission with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been included. Operating results for the three-month and nine-month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10 have been omitted. For further information, refer to the financial statements and footnotes thereto included in the Company’s Report on Form 10 for the period ended March 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2010, as amended on August 6, 2010 and on September 20, 2010.

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

Subsequent Events

The Company evaluated events subsequent to December 31, 2010 through the date of the financial statements were issued and no items required additional disclosure.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $35,866, and a net loss for the three-month and nine-month periods ended December 31, 2010 of $4,512 and $34,541, respectively. Also, the Company currently does not have any business activities to generate funds for its own operations. These factors raise substantial doubt about our ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the quarter ended December 31, 2010, the Company received additional capital contributions from its three directors in the amount of $10,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the nine months ended December 31, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2010. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations for the nine month period ending December 31, 2010

Revenues.    We had no revenues for the nine months ended December 31, 2010.  We are in the formation stage as our business was formed near the end of the fiscal year and no revenue activities have yet begun.

Operating expenses    We incurred $34,541 in operating expenses, including professional fees and general administrative costs, during the nine months ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, the Company’s cash on hand was $6,884.

Cash provided by financing activities for the nine months ended December 31, 2010 was $40,000 which has been used to fund the initial costs to start the Company. The Company received cash proceeds from three directors’ initial investments.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our President/Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of December 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the nine months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2010.

ITEM 4. RESERVED AND REMOVED.

ITEM 5. OTHER INFORMATION.

On December 6, 2010, Triple Dragon Acquisition Corp. entered into a definitive letter of intent (“Letter of Intent”) with Henan Xintian Real Estate Co., Ltd., a company organized under the laws of the People’s Republic of China (“Xintian”). Pursuant to the Letter of Intent, Xintian shall appoint the Company as its exclusive shell provider (“Exclusive Shell Provider”) in assisting Xintian or its affiliates in going public in the United States. Services to be provided by the Company shall include identifying a Form 10 shell company for Xintian, assisting with the reverse merger between Xintian and the Form 10 shell company, and financing for the post-merger entities. In exchange, Xintian agrees to reimburse the Company for the travel and hotel expenses incurred in performing its duties under the Letter of Intent.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Definitive Letter of Intent*

31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

* A copy of the Letter of Intent referred to herein was filed on December 10, 2010 as Exhibit 10.1 to the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE DRAGON ACQUISITION CORP.

Date: February 14, 2011	By:	/s/ Samuel May
Samuel May
President, Chief Executive Officer and Chief Financial Officer